Form 10-K
period 1996-03-31
NORTH AMERICAN ENERGY OF DELAWARE INC /DE/
filed 1996-12-12
CIK 225854

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049
                              --------------------
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
       For Fiscal Year Ended March 31, 1996...Commission File No. 0-85818

                      NORTH AMERICAN ENERGY OF DELAWARE, INC.
                      ---------------------------------------
              (Exact Name of Registrant as Specified in its Charter)
       Delaware                                         95-3111611
       --------                                         ----------
(State or other jurisdiction of                  (IRS Employer Indentification
incorporation or organization)                    Number)

                   555 Madison Avenue, 22nd Floor, NY, NY 10022
                   --------------------------------------------
                     (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (212) 980-5050 Securities registered pursuant to Section 12(g) of the Act:

                            Common stock $.01 par value
                            ---------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes ....X....                       No .......

The aggregate market value of the voting stock held by shareholders of the registrant was $149,951 as of March 31, 1996. As of that date, there were 14,995,099 shares of the registrant's common stock outstanding.

                                       PART I
                                       ------
ITEM 1.  Business
-------  --------
      NORTH AMERICAN ENERGY OF DELAWARE, INC. (the Company) was incorporated under the laws of the State of Delaware on June 8, 1972 under the name "THE INVESTING PROFESSIONAL, INC.". The Company was originally engaged in the business of publishing and distributing an investment and financial magazine. In 1974, the Company ceased doing business and was inactive until 1976. In March, 1976, new management was elected and the name of the Company was changed to SHERINDA INTERNATIONAL, INC. Between October, 1976 and December, 1980, the Company purchased eighty nine percent (89%) of INSTA-CUP, INC., a Canadian corporation, and obtained the exclusive license for the manufacture and sale of INSTA-CUP products in the United States and Mexico. In March, 1981, new management was elected, and the name of the Company was changed to NORTH AMERICAN ENERGY, INC. In 1986, the Company changed its name to NORTH AMERICAN ENERGY OF DELAWARE, INC.

                            Exhibit Index on page 16
                                       -1-

      During the fiscal year ended March 31, 1987, the Company raised approximately $480,000 in a private placement of 2,127,500 of its common shares and contributed $400,000 in cash and contributed one million restricted shares of the Company's common stock to Canyon Pipeline Corporation ("Canyon") and Worldwide Petroleum Corporation ("Worldwide") in return for a 49% interest in each company. The Company wrote off its entire investment in these two companies as of March 31, 1987. During the year ended March 31, 1989, a settlement was reached in which the Company's investments in Canyon and Worldwide were exchanged for the 1,000,000 shares of the Company's stock held by Canyon and Worldwide. The Company subsequently cancelled these shares.

      On January 24, 1991, the Registrant filed a Form 8-K in connection with its agreement to acquire from Mica Minerals, Inc., a Texas corporation, certain vermiculite deposits in Llano County, Texas. A copy of the Asset Purchase Agreement (the "Agreement") was filed as an Exhibit to the Form 8-K. The Agreement provided for the issuance to Mica Minerals, Inc., shares in a subsidiary of the Registrant that would be convertible into a controlling interest in the Registrant. The transaction never received the necessary funding or the approval of the Registrant's stockholders and, after several postponements and extensions of the closing date, the transaction was deemed abandoned. No further public announcement or filing was ever made.

      In June, 1992, the Registrant wrote to the agent for Mica Minerals, Inc. confirming the abandonment of the transaction. The agent responded informally, alleging that the Registrant had defaulted on the Agreement, and offered to release the Registrant from any further obligation in exchange for 700,000 shares. The Registrant had never previously received any such notice of default or any other claim in connection with the Agreement.

      On March 9, 1994, the Board of Directors decided it would be in the best future interest of the Registrant to settle any dispute with Mica Minerals, Inc. of Texas regarding the agreement that was entered into on January 24, 1991, surrounding the vermiculite deposits in Llanco County, Texas.

      While the Board still maintained that no valid contract ever existed, it felt the shareholders would be best served by eliminating the possibility of future litigation should another attractive business opportunity arise. The settlement called for payment of $5,000 in cash at closing and the issuance of 500,000 restricted common shares of the Registrant when additional shares became available. Should a formal registration statement ever be filed, Mica Minerals has the right to register 250,000 shares of the 500,000 restricted shares. A formal termination agreement was executed in March, 1994.

      The Company currently has two (2) employees.

ITEM 2.  Properties
-------  ----------
      The Company's office is located in New York. The use arrangement is on a month-to-month basis.

ITEM 3.  Legal Proceeding
-------  ----------------
      There are currently no active or pending legal proceedings against the Company.

ITEM 4.  Submission of Matters to a vote of Security Holders
-------  ---------------------------------------------------
      None.

                                       PART II
                                       -------
ITEM 5.  Market for the Registrant's Common Stock and Related Security Holders
-------  ---------------------------------------------------------------------
         Matters
         -------
      (a) The Registrant's common stock is traded in the over-the-counter market on the electronic bulletin board (symbol NAEG.-U).

      Bid and ask quotations for the stock as provided to the Company by market makers at the end of each fiscal year were as follows:

                                  Bid                 Ask
                                  ---                 ---
             3/31/91              1/8                 1/4
             3/31/92              1/16                3/16
             3/31/93              1/8                 3/16
             3/31/94              .07                 .17
             3/31/95              .04                 .10
             3/31/96              .01                 .03

     (b) The number of holders of shares of the registrant as of March 31, 1996 was 689.
     (c) No dividends have ever been declared or paid with respect to the common stock of the Company. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6.  Selected Financial Data
-------  -----------------------
Year Ended
March 31,              1996        1995         1994       1993       1992
----------             ----        ----         ----       ----       ----
Net Income (Loss)    $(15,682)  $ (11,308)  $ (14,881)   $ (16,568) $1,218,928

Net Income (Loss)
Per Share            $   (.01)       (.01)  $    (.01)   $    (.01) $      .09

As of March 31,
---------
Total Assets         $ 17,004   $  29,788   $   1,967    $   2,313  $    2,031

Stockholders Equity
 (Deficit)           $ 12,417   $  28,099   $  (1,468)   $   2,313  $    2,031

The Company had no operating revenues in the years shown above.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------
      In the fiscal years ended March 31, 1996, 1995, 1994, 1993 and 1992, the Company was involved in the negotiation of various acquisitions. In 1991, the Company entered into an agreement with Mica Minerals, Inc. to acquire mineral rights to a vermiculite deposit located in Llano County, Texas. This would have resulted in Mica Minerals having a controlling interest in the Registrant. Since neither party was able to acquire financing, the transaction was never consummated. A formal termination agreement was signed on March 9, 1994.

      The Company had no operating revenues for the four years ended March 31, 1996. Expenses incurred during those periods consisted primarily of consulting fees, legal and accounting fees, interest expense and general and administrative expenses. Liabilities arising from such expenses have been satisfied through officer loans, settled through stock issuance or written off due to statutory limitations.


ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------
      See table of contents to Audited Financial Statements on Page 10.


ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosures
         ---------------------

      None.

                                        PART III
                                        --------

ITEM 10.
--------
The Officers and Directors of the Company are as follows:

      David Rosenberg, Chairman
      -------------------------
      Age 85, has been a Director of the Company since 1981 and President until June, 1992. Mr. Rosenberg a Chartered Financial Analyst (CFA), was formerly Vice-Chairman of the investment arm of the Schroder Banking group. Prior to that he was a senior partner of the investment firm of Naess & Thomas (sold to Schroders Ltd, 1969). Prior to that time he was a senior analyst and economist with Goldman, Sachs & Co.

      Raymond L. Burke, President and CEO
      -----------------------------------
      Mr. Burke, age 53, has been President and CEO of the Company since 1992. Mr. Burke is also President and CEO of Horowitz/Rae Holdings, Inc., which is the parent company of Horowitz/Rae Book Manufacturers, Inc. Horowitz/Rae is one of the largest privately owned integrated book manufacturers in the country today.

      Robert Geber, Secretary
      -----------------------
      Mr. Geber, age 59, became Secretary of the Company effective April, 1996. He is currently Executive Vice-President and Treasurer of Horowitz/Rae Holdings, Inc., the parent company of Horowitz/Rae Book Manufacturers, Inc. Prior to 1992, Mr. Geber was President of Jersey Transport, Inc., a transport company. Mr. Geber served as Senior Operations Vice-President of Alexanders, Inc., a multi-million dollar retailing operation, for approximately 20 years.

ITEM 11.  Executive Compensation
--------  ----------------------
      The Company has not paid any cash compensation, bonuses or deferred compensation to its officers and directors and has no pension or other employee benefit plans for the fiscal years ended March 31, 1996, 1995 and 1994.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
      The following schedule represents a disclosure of persons of record who own more than 5% of the Company's common stock and the stock holdings of officers and directors regardless of ownership percentage as of March 31, 1996.

                                 Amount               Percent of
Name of Beneficial Owner    Beneficially Owned        Stock Issued
------------------------    ------------------        ------------
David Rosenberg                926,000                   6.2%

Raymond L. Burke               600,000                   4.0%

Robert Geber                    30,000                   .02%

Cede & Company               7,063,616                 47.10%


      As of March 31, 1996, an additional 2,862,420 shares of common stock to be issued when an increase in capitalization is approved, are due to the following:

      Raymond L. Burke, President
        and Director                           630,920

      David Rosenberg, Chairman                 31,500

      Robert Geber, Director                   600,000

      Mica Minerals, Inc.                      500,000

      Private investors                      1,100,000


ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

      None


                                    PART IV


ITEM 14.  Financial Statement Schedules, Exhibits and Reports on Form 8-K
--------  ---------------------------------------------------------------

      See Table of Contents to Audited Financial Statements on Page 10.

      Exhibits

                     Certificate of Incorporation and By-Laws

                     Instruments defining the rights of security holders, including indentures, are incorporated by reference herein to the Form 10-K filed for the year ended March 31, 1985.

                     Exhibit 27 - Financial Data Schedule

      Reports on Form 8-K:

                     No current reports on form 8-K were required to be filed during the Registrant's fiscal year ended March 31, 1996.

                     The Company will furnish to shareholders requesting the same a copy of the Form 10-K which can be obtained by writing to the Company at 555 Madison Avenue, 22nd Floor, New York, NY 10022.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                ---------------------------------------
                                      (Registrant)


                                By: /s/ David Rosenberg
                                    -------------------
                                    David Rosenberg, Chairman


Date: June 7, 1996
      ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                By: /s/ Raymond L. Burke
                                    --------------------
                                    Raymond L. Burke, President and
                                    Chief Executive Officer

Date: June 7, 1996
      ------------
                                By: /s/ Robert Geber
                                    ----------------
                                    Robert Geber, Secretary
Date: June 7, 1996
      ------------
                                   -6-

                    NORTH AMERICAN ENERGY OF DELAWARE, INC.
                              Financial Statements
                                       and
                               Accountants' Report
                   For the Years Ended March 31, 1996 and 1995

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                          Audited Financial Statements
                                 March 31, 1996





                                TABLE OF CONTENTS
                                -----------------




                                                                      Page

     Accountants' Report                                                9

     Balance Sheets                                                    10

     Statements of Operations                                          11

     Statements of Shareholders' Equity(Deficit)                       12

     Statements of Cash Flows                                          13

     Notes to Financial Statements                                  14-15

The Board of Directors
North American Energy of Delaware, Inc.
New York, New York


We have audited the accompanying balance sheets of North American Energy of Delaware, Inc. as of March 31, 1996 and March 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Energy of Delaware, Inc. as of March 31, 1996 and March 31, 1995, and the results of its operations and cash flows for each of the years in the three year period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has no sources of income and has been financed by loans from officers and directors while it continues to pursue sources of financing and potential acquisitions. There is no assurance that such financing or acquisitions will occur.





May 31, 1996                                /s/ A.W. Guthman & Company

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                 Balance Sheets
                          As of March 31, 1996 and 1995





                                                        1996             1995
                                                        ----             ----

ASSETS

        Cash                                      $    15,079      $    27,853
        Marketable Securities                           1,925            1,925
                                                       ------            -----

        TOTAL ASSETS                              $    17,004      $    29,778
                                                       ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

        Accounts Payable                          $     4,587      $     1,679

  SHAREHOLDERS' EQUITY

        Common Stock (issued)                       1,116,759        1,116,759
         $.01 par value; authorized 15,000,000
         shares; issued 14,995,099 shares in 1996
         and 1995
        Common Stock (to be issued)                    46,575           46,575
         2,862,420 shares in 1996 and 1995
        Paid-In Capital                             5,395,362        5,395,362
        Accumulated Deficit                        (6,546,279)      (6,530,597)
                                                    ---------        ---------

        TOTAL SHAREHOLDERS' EQUITY                     12,417           28,099
                                                    ---------        ---------

        TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                    $    17,004      $    29,778
                                                    =========        =========








                 See accompanying notes to financial statements.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                            Statements of Operations
                For the Years Ended March 31, 1996, 1995 and 1994





                                              1996          1995           1994
                                              ----          ----           ----

REVENUE

        Interest Income                   $    1,019    $      -       $      -

EXPENSES

     Professional and Other Fees              10,320        6,530         8,483
     Regulatory and Filing Fees                5,990        4,358         6,104
     Postage and Delivery                        153          135            43
     Other Administrative                        238          285           251
                                           ---------    ---------     ---------

        TOTAL EXPENSES                        16,701       11,308        14,881
                                           ---------    ---------     ---------


NET LOSS                                     (15,682)     (11,308)      (14,881)

ACCUMULATED DEFICIT - Beginning of Year   (6,530,597)  (6,519,289)   (6,504,408)
                                           ---------   ---------     ---------

ACCUMULATED DEFICIT - End of Year        $(6,546,279) $(6,530,597)   (6,519,289)
                                          ==========    =========    =========

Net Loss Per Common Share                 $   (.01)    $   (.01)     $   (.01)
                                               ===          ===           ===

Weighted Average Shares of Common Stock
  Outstanding and To Be Issued            17,857,519   16,582,936    15,396,019
                                          ==========   ==========    ==========




                 See accompanying notes to financial statements.

                            NORTH AMERICAN ENERGY OF DELAWARE, INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                       For the Years Ended March 31, 1996, 1995 and 1994

                               Common Stock                                                Additional    Total Accumulated
                          Issued and Outstanding                     To Be Issued          Paid-In         Shareholders'
                            Shares      Amount        Shares      Amount     Capital       Deficit        Equity(Deficit)
                            ------      ------        ------      ------     -------       -------        ---------------
Balances as of
 March 31, 1993           14,965,099   $1,115,259      430,920   $   -       $5,391,462    $(6,504,408)   $     2,313

Shares to be issued
 during fiscal year
 ended March 31, 1994                                  614,000      5,700                                       5,700

Additional shares
 issued during fiscal
 year ended March 31,
 1994                         30,000        1,500                                 3,900                         5,400

Net Loss, Year Ended
 March 31, 1994                                                                                (14,881)       (14,881)
                          ----------    ---------    ---------     ------     ---------      ---------         ------
Balances as of
 March 31, 1994           14,995,099    1,116,759    1,044,920      5,700     5,395,362     (6,519,289)        (1,468)

Shares to be issued
 during fiscal year
 ended March 31, 1995                                1,817,500     40,875                                      40,875

Net Loss, Year Ended
 March 31, 1995                                                                                (11,308)       (11,308)
                          ----------    ---------    ---------     ------     ---------      ---------         ------
Balances as of
 March 31, 1995           14,995,099    1,116,759    2,862,420     46,575     5,395,362     (6,530,597)        28,099

Net Loss, Year Ended
 March 31, 1996                                                                                (15,682)       (15,682)
                          ----------    ---------    ---------     ------     ---------      ---------         ------
Balances as of
 March 31, 1996           14,995,099   $1,116,759    2,862,420   $ 46,575    $5,395,362    $(6,546,279)   $    12,417
                          ==========    =========    =========     ======     =========      =========         ======

                        See accompanying notes to financial statements.

                                   -12-

                            NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                   Statements of Cash Flows
                       For the Years Ended March 31, 1996, 1995 and 1994





                                           1996         1995         1994
                                           ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                          $ (15,682)   $ (11,308)   $ (14,881)

     Changes in Operating Assets and
      Liabilities:  Increase/Decrease
      in Accounts Payable                  2,908       (1,756)       3,435
                                          ------       ------       ------

NET CASH USED IN OPERATING ACTIVITIES    (12,774)     (13,064)     (11,446)


CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from Sale of Stock            -            -           7,200
     Proceeds from Paid in Capital          -            -           3,900
     Proceeds from Sale of Stock
      (to be issued)                        -          40,875          -
                                          ------       ------       ------

NET CASH FROM FINANCING ACTIVITIES          -          40,875       11,100


NET DECREASE/INCREASE IN CASH            (12,774)      27,811         (346)

CASH - Beginning of Year                  27,853           42          388
                                          ------       ------       ------

CASH - End of Year                     $  15,079    $  27,853    $      42
                                          ======       ======       ======




                        See accompanying notes to financial statements.

                            NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                 Notes to Financial Statements
                           Years Ended March 31, 1996, 1995 and 1994



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The Company which has no current sources of income, has been financed by loans from officers and directors while it continues to pursue acquisitions and attempts to establish revenue generating operations. There is no assurance that such financing will continue to be adequate to support the Company or whether revenue generating operations will be acquired or established. These factors indicate that the Company's continued existence is dependent upon, among other things, obtaining additional sources of financing, and ultimately achieving profitable future operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net Income/Loss Per Common Share:

Net loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock outstanding and to be issued.

Statement of Cash Flows:

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. No interest or income taxes were paid in the fiscal years ended March 31, 1996, 1995 and 1994.

NOTE 2 - MARKETABLE SECURITIES

During fiscal 1984, the Company received 11,748 restricted common shares of BT Energy Corporation for various working interests in oil and gas properties. The value of such common shares was as follows:

                                         1996         1995
                                         ----         ----

     Initial cost of shares            $ 62,770     $ 62,770
     Provision for decline in value     (60,845)     (60,845)
                                         ------       ------
                                       $  1,925     $  1,925
                                         ======       ======

The balance at March 31, 1996 and 1995 represents the quoted market value of the common shares at such dates. Such shares are no longer subject to restriction.

                            NORTH AMERICAN ENERGY OF DELAWARE, INC.
                             Notes to Financial Statements (Con't)
                           Years ended March 31, 1996, 1995 and 1994



NOTE 3 - COMMON STOCK
---------------------

As of March 31, 1996, 630,920 shares of common stock "to be issued" are due
Mr. Raymond L. Burke, President, 31,500 shares of such stock are due to David Rosenberg, Chairman and 600,000 shares are due to Robert Geber, Secretary. These shares are to be issued in consideration of general administrative expenses incurred by Mr. Burke or Mr. Rosenberg in the corporate name or directly on its behalf. In addition, 500,000 shares and 1,100,000 shares of common stock to be issued are due to Mica Minerals, Inc. and private investors, respectively.


NOTE 4 - INCOME TAXES
---------------------

At March 31, 1996, the Company had available for application against future federal taxable income, net operating loss carryforwards of approximately $3,782,718, expiring between 1996 and 2010.

                                 EXHIBIT INDEX
                                 -------------


     Description                                       Page
     -----------                                       ----

     Certificate of Incorporation and By-Laws           17

     Exhibit 27 - Financial Data Schedule               27

                              State of Delaware

                      Office of the Secretary of State

                         ---------------------------





      I, EDWARD J. FREEL, SECRETARY OF STATE OF THE STATE OF DELAWARE, DO HEREBY CERTIFY THE ATTACHED IS A TRUE AND CORRECT COPY OF THE RESTATED CERTIFICATE OF "NORTH AMERICAN ENERGY OF DELAWARE, INC." FILED IN THIS OFFICE ON THE TWELFTH DAY OF APRIL, A.D. 1996. AT 11:02 O'CLOCK A.M.





                      [Seal]  /s/ Edward J. Freel
                              -------------------------
                              Edward J. Freel, Secretary of State


                              AUTHENTICATION:     7949618
0782455   8100
                              DATE:               05-17-96
960143088

                    RESTATED CERTIFICATE OF INCORPORATION

                                     OF

                   NORTH AMERICAN ENERGY OF DELAWARE, INC.


                             *******************

      In accordance with Section 245 of the General Corporation Law of the State of Delaware, NORTH AMERICAN ENERGY OF DELAWARE, INC. a corporation organized and existing under the laws of Delaware whose Certificate of Incorporation was filed in the office of the Secretary of State on June 8, 1972, under the name THE INVESTING PROFESSIONAL, INC., hereby restates its Certificate of Incorporation:

      1.    The name of the corporation is:

            NORTH AMERICAN ENERGY OF DELAWARE, INC.

      2. The corporation's registered office in the State of Delaware is located at 1209 Orange Street, County of New Castle, Wilmington, Delaware 19801, and the name of the corporation's registered agent at said address is The Corporation Trust Company.

      3. The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the Delaware General Corporation Law.

      4. The corporation shall be authorized to issue Fifteen Million (15,000,000) shares, all of which are designated as Common Stock, and each of which shall have a par value of One Cent ($.01).

      5. The number of directors of the corporation shall be such as from time to time shall be fixed by, or in the manner provided in, the By-Laws.
 Election of directors need not be by ballot unless the By-Laws provide.

      6. The corporation shall, to the full extent permitted by Section 145 of the Delaware General Corporation Law, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto.

      7. The corporation reserves the right to amend, alter, change or repeal any provision contained in the Certificate of Incorporation in the manner now or hereinafter prescribed by law, and all rights and powers conferred herein on stockholders, directors and officers are subject to this reserved power.

      8. Whenever a compromise or arrangement is proposed between this corporation and its creditors, or any class of them, and/or between this corporation and its stockholders, or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs.

      If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

      9. This Restated Certificate of Incorporation only restates and integrates and does not further amend the corporation's certificate of incorporation as heretofore amended or supplemented, and there is nodiscrepancy between the provisions of the corporation's certificate of incorporation as heretofore amended or supplemented, and the provisions set forth in this Restated Certificate of Incorporation, which has been duly adopted in accordance with Section 245 of the Delaware General Corporation Law.

      IN WITNESS WHEREOF, we have signed this RESTATED CERTIFICATE OF INCORPORATION OF NORTH AMERICAN ENERGY OF DELAWARE, INC. this 3rd day of April, 1996.



                                        /s/ R. L. Burke, Pres.
                                        ----------------------------
                                        RAYMOND L. BURKE,
                                        PRESIDENT


ATTEST:


/s/ Robert Geber, Secty.
----------------------------
ROBERT GEBER, SECRETARY

                                      -2-

                                   BY-LAWS

                                     OF

                      THE INVESTING PROFESSIONAL, INC.


                                 ARTICLE I.

                                   OFFICES


      SECTION 1. REGISTERED OFFICE.--The registered office shall be established and maintained at the office of Republic Corporate Services, Inc., in the City of Dover, in the County of Kent, in the State of Delaware, and said corporation shall be the registered agent of this corporation in charge thereof.

      SECTION 2. OTHER OFFICES.--The corporation may have other offices, either within or without the State of Delaware, at such place or places as the Board of Directors may from time to time appoint or the business of the corporation may require.


                                 ARTICLE II.

                          MEETINGS OF STOCKHOLDERS


      SECTION 1. ANNUAL MEETINGS.--Annual meeting of shareholders for the election of directors, and for such other business as may be stated in the notice of the meeting, shall be held at such place, either within or without the State of Delaware, and at such time, and date as the Board of Directors, by resolution, shall determine, and as set forth in the notice of the meeting.

      SECTION 2. SPECIAL MEETINGS.--Special meetings of the shareholders for any purpose or purposes may be called by the President or Secretary, or by resolution of the Board of Directors.

      SECTION 3. NOTICE OF MEETINGS.--Written notice, stating the place, date and time of the meeting, shall be given to each shareholder entitled to vote thereat, at his address as it appears on the records of the corporation, not less than ten nor more than sixty days before the date of the meeting. In the case of a special meeting, written notice shall, in addition to the above, set forth the purpose or purposes for which the meeting is called.

      SECTION 4. WAIVER OF NOTICE.--Whenever notice is required by these By-Laws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

      SECTION 5. ACTION WITHOUT MEETING.--Unless otherwise provided in the Certificate of Incorporation, any action required or which may be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth this action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

      SECTION 6. QUORUM.--Except as otherwise required by law, by the Certificate of Incorporation or by these By-Laws, the presence in person or by proxy, of stockholders with a majority of the stock of the corporation entitled to vote shall constitute a quorum at all meetings of the stockholders. In case a quorum shall not be present at any meeting, a majority in interest of the stockholders entitled to vote thereat, present in person or by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of stock entitled to vote shall be present. At any such adjourned meeting at which the requisite amount of stock entitled to vote shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed; but only those stockholders entitled to vote at the meeting as originally noticed shall be entitled to vote at any adjournment or adjournments thereof.

      SECTION 7. VOTING.--Each shareholder entitled to vote in accordance with the terms of the Certificate of Incorporation and in accordance with the provisions of these By-Laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by the stockholder. All elections for directors shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation and of the laws of the State of Delaware.

            A complete list of the stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the address of each, and the number of shares held by each, shall be open to the examination of any stockholder, for any purpose germane to the meeting during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

                                ARTICLE III.

                                  DIRECTORS

     SECTION 1. POWERS.--The Board of Directors shall manage the business and affairs of the corporation, and shall exercise all of the powers of the corporation, except such as are, by law, conferred upon or reserved to the stockholders.

     SECTION 2. NUMBER AND TERM.--The number of directors shall be three (3). The directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify. Directors need not be stockholders.

     SECTION 3. MEETINGS.--Regular meetings of the Directors may be held without notice at such places and times as shall be determined by resolution of the directors.

            Special meetings of the Board may be called by the President or Secretary on written request of any two directors, on at least two days notice to each director, and shall be held at such place as may be determined by the directors, or as shall be stated in the ca[illegible] of the meeting.

     SECTION 4. QUORUM.--A majority of the directors shall constitute a quorum for the transaction of business. If at any meeting of the Board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum is obtained, and no further notice thereof need be given other than by announcement at the meeting, which shall be so adjourned.

     SECTION 5. ACTION WITHOUT A MEETING.--Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the Board, or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

     SECTION 6. INCREASE OF NUMBER.--The number of directors may be increased by amendment of these By-Laws by the affirmative vote of a majority of the directors, though less than a quorum, or by the affirmative vote of a majority in interest of the stockholders at the annual meeting or at a special meeting called for that purpose, and by like vote the additional directors may be chosen at such meeting to hold office until the next annual election and until their successors are elected and qualify.

     SECTION 7. REMOVAL.--Any director or directors may be removed either for or without cause at any time by the affirmative vote of the holders of a majority of all the shares of stock outstanding and entitled to a vote, at a special meeting of the stockholders called for the purpose, and the vacancies thus created may be filled at the meeting held for the purpose of removal by the affirmative vote of a majority in interest of the stockholders entitled to vote.

     SECTION 8. COMMITTEES.--The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of such committee or committees; the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

            Any such committee, to the extent provided in the resolution of the Board of Directors, or in these By-Laws, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the By-Laws of the corporation; and, unless the resolution, these By-Laws, or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.


                                 ARTICLE IV.

                                  OFFICERS


      SECTION 1. OFFICERS.--The officers of the corporation shall be a President, a Treasurer, and a Secretary, all of whom shall be elected by the Board of Directors and who shall hold office until their successors are elected and qualified. In addition, the Board of Directors may elect a Chairman, one or more Vice-Presidents and such Assistant Secretaries and Assistant
Treasurers as they may deem proper. None of the officers of the corporation need be a director. The officers shall be elected at the first meeting of the Board of Directors after each annual meeting. More than two offices may be held by the same person.

      SECTION 2. OTHER OFFICERS AND AGENTS.--The Board of Directors may appoint such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

      SECTION 3. CHAIRMAN.--The Chairman of the Board of Directors, if one be elected, shall preside at all meetings of the Board of Directors and he shall have and perform such other duties as from time to time may be assigned to him by the Board of Directors.

      SECTION 4. PRESIDENT.--The President shall be the chief executive officer of the corporation and shall have the general powers and duties of supervision and management usually vested in the office of the President of a corporation. He shall preside at all meetings of the stockholders if present thereat, and in the absence of non-election of the Chairman of the Board of Directors, at all meetings of the Board of Directors, and shall have general supervision, direction and control of the business of the corporation. Except as the Board of Directors shall authorize the execution thereof in some other manner, he shall execute bonds, mortgages and other contracts in behalf of the corporation, and shall cause the seal to be affixed to any instrument requiring it, and when so affixed, the seal shall be attested by the signature of the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer.

      SECTION 5. VICE PRESIDENT.--Each Vice President shall have such powers and shall perform such duties as shall be assigned by the Board of Directors.

      SECTION 6. TREASURER.--The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. He shall deposit all monies and other valuables in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

            The Treasurer shall disburse the funds of the corporation as they may be ordered by the Board of Directors or the President, taking proper vouchers for such disbursements. He shall render to the President and the Board of Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the corporation. If required by the Board of Directors, he shall give the corporation a bond for the faithful discharge of his duties in such amount and with such surety as the Board shall prescribe.

      SECTION 7. SECRETARY.--The Secretary shall give, or cause to be given, notice of all meetings of stockholders and directors, and all other notices required by law or by these By-Laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the President, or by the directors, or stockholders, upon whose requisition the meeting is called as provided in these By-Laws. He shall record all the proceedings of the meetings of the corporation and of the directors in a book to be kept for that purpose, and shall perform such other duties as may be assigned to him by the directors or the President. He shall have the custody of the seal of the corporation and shall affix the same to all instruments requiring it, when authorized by the directors or the President, and attest the same.

      SECTION 8. ASSISTANT TREASURERS AND ASSISTANT SECRETARIES.--Assistant Treasurers and Assistant Secretaries, if any, shall be elected and shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the directors.

                                 ARTICLE V.

                                MISCELLANEOUS

      SECTION 1. NOTICE AND WAIVER OF NOTICE.--Whenever any notice is required by these By-Laws to be given, personal notice is not meant unless expressly so stated, and any notice so required shall be deemed to be sufficient if given by depositing the same in the United States mail, postage prepaid, addressed to the person entitled thereto at his address as it appears on the records of the corporation, and such notice shall be deemed to have been given on the day of such mailing.

            Whenever any notice whatever is required to be given under the provisions of any law, or under the provisions of the Certificate of Incorporation of the corporation or these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

      SECTION 2. CERTIFICATES OF STOCK.--Certificates of stock, signed by the Chairman or Vice Chairman of the Board of Directors, if they be elected, President or Vice President, and the Treasurer, shall be issued to each stockholder certifying the number of shares owned by him in the corporation.
 The signature of such officers may be facsimiles.

      SECTION 3. LOST CERTIFICATES.--A new certificate of stock may be issued in the place of any certificate theretofore issued by the corporation, alleged to have been lost or destroyed, and the directors may, in their discretion, require the owner of the lost or destroyed certificate, or his legal representative, to give the corporation a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate, or the issuance of any such new certificate.

      SECTION 4. TRANSFER OF SHARES.--The shares of the stock of the corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates shall be surrendered to the corporation by the delivery thereof to the person in charge of the stock and transfer books and ledgers, or to such other person as the directors may designate, by whom they shall be cancelled, and new certificates shall thereupon be issued. A record shall be made of each transfer and whenever a transfer shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer.

      SECTION 5. STOCKHOLDERS RECORD DATE.--The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed.

            The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts a resolution relating thereto.

      SECTION 6. DIVIDENDS.--Subject to the provisions of the Certificate of Incorporation, the Board of Directors may, out of funds legally available therefor, at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient. Before declaring any dividend there may be set apart out of any funds of the corporation available for dividends, such sums as the directors from time to time in their discretion deem proper for working capital or as a reserve fund to meet contingencies for equalizing dividends or for such other purposes as the directors shall deem conducive to the interests of the corporation.

      SECTION 7. SEAL.--The corporate seal shall be circular in form and shall contain the name of the corporation, the year of its creation and the words "CORPORATE SEAL-DELAWARE". Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced.

      SECTION 8. FISCAL YEAR.--The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

      SECTION 9. CHECKS.--All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation, and in such manner as shall be determined from time to time by resolution of the Board of Directors.

      SECTION 10. RESIGNATIONS.--Any director, member of a committee or other office may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if no time specified, at the time of its receipt by the President or Secretary. The acceptance of a resignation shall not be necessary to make it effective.

      SECTION 11. VACANCIES.--If the office of any director, member of a committee or other office becomes vacant, the remaining directors in office, though less than a quorum, by a majority vote may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen.



                                ARTICLE VI.

                                 AMENDMENTS

            These By-Laws may be altered or repealed, and By-Laws may be made at any annual meeting of the stockholders or at any special meeting thereof if notice of the proposed alteration or repeal of a By-Law or By-Laws to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote thereat, or by the affirmative vote of a majority of the Board of Directors at any regular meeting of the Board of Directors, if notice of the proposed alteration or repeal, or By-Law or By-Laws to be made, be contained in the notice of such special meeting.