Form 10-Q
period 1996-06-30
NORTH AMERICAN ENERGY OF DELAWARE INC /DE/
filed 1996-12-12
CIK 225854

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  25049
                        ---------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the Quarter Ended June 30, 1996...Commission File No. 0-85818
--------------------------------------------------------------------------------
                     NORTH AMERICAN ENERGY OF DELAWARE, INC.

             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                          95-3111611
 ------------------------------                   -----------------------------
(State or other jurisdiction of                   (IRS Employer Indentification
incorporation or organization)                     Number)

              555 Madison Avenue, New York, NY, 22nd Floor    10022
              --------------------------------------------    -----
             (Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code:  (212) 980-5050

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                            No

APPLICABLE ONLY TO CORPORATE ISSUERS:

If the registrant has been involved in bankruptcy proceedings during the preceeding five years, indicate by check mark whether it has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes                  No                  Not Applicable     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at June 30, 1996
----------------------------                 ----------------------------
Common Stock, $.01 par value                          14,995,099 shares

                            Exhibit Index on Page 9

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                    Form 10-Q
                                  June 30, 1996





                                TABLE OF CONTENTS
                                -----------------




PART I                                                                Page
------                                                                ----

     Balance Sheets                                                     3

     Statements of Operations                                           4

     Statements of Cash Flows                                           5

     Notes to Financial Statements                                      6-7


PART II
-------

     Legal Proceedings                                                  8

     Changes in Securities                                              8

     Other Information                                                  8

     Signatures                                                         8

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                 Balance Sheets
                          As of June 30, 1996 and 1995
                                    Unaudited


                                                        1996             1995
                                                        ----             ----

                  ASSETS

     Cash                                         $    13,880      $    27,853
     Marketable Securities                              1,925            1,925
                                                       ------           ------

        TOTAL ASSETS                              $    15,805      $    29,778
                                                       ======           ======


       LIABILITIES AND SHAREHOLDERS EQUITY

     LIABILITIES

        Accounts Payable                          $    17,209      $     1,679


            SHAREHOLDERS EQUITY

        Common Stock (issued)                       1,116,759        1,116,759
         $.01 par value; authorized 15,000,000
         shares; issued 14,995,099 in 1995 and
         1994
        Common Stock (to be issued) 2,862,420
         shares in 1995 and 1,762,420 in 1994          46,575           46,575
        Paid-In Capital                             5,395,362        5,395,362
        Accumulated Deficit                        (6,560,100)      (6,530,597)
                                                    ---------         ---------

        TOTAL SHAREHOLDERS EQUITY                      (1,404)          28,099
                                                    ---------        ---------

        TOTAL LIABILITIES AND
          SHAREHOLDERS EQUITY                     $    15,805      $    29,788
                                                    =========        =========








                 See accompanying notes to financial statements.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                            Statements of Operations
               For the Quarters Ended June 30, 1996, 1995 and 1994
                                    Unaudited




REVENUE                                     1996          1995           1994
                                            ----          ----           ----

        Interest Income                 $     157       $   -        $    -


EXPENSES

     Professional Fees                     13,169        6,530         2,654
     Regulatory and Filing Fees               745        4,358         1,244
     Postage and Delivery                    -             135            22
     Other Administrative                      64          285            65
                                           ------       ------         -----

        TOTAL EXPENSES                     13,978       11,308         3,985
                                           ------       ------         -----

NET (LOSS)                              $ (13,821)    $(11,308)   $   (3,985)
                                           ======       ======         =====











                 See accompanying notes to financial statements.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                             Statement of Cash Flows
                 For the Quarters Ended June 30, 1996, and 1995
                                    Unaudited




CASH FLOWS FROM OPERATING ACTIVITIES:                     1996          1995
                                                          ----          ----


     Net Profit (Loss)                                $ (13,821)   $  (3,029)


OTHER SOURCES
     Increase (Decrease) in Accounts Payable             12,622          163
                                                         ------       ------


NET INCREASE (DECREASE) IN CASH                          (1,199)      (2,866)
CASH - Beginning of Period                               15,079       27,853
                                                         ------       ------

CASH - End of Period                                  $  13,880    $  24,987
                                                         ======       ======












                 See accompanying notes to financial statements.

                   NORTH AMERICAN ENERGY OF DELAWARE, INC.
                    Notes to Financial Statements
                                June 30, 1996

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------
Basis of Presentation:

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

Net Income/Loss Per Common Share:

Net loss per share of common stock is calculated by dividing net income or loss by the weighted average shares of common stock outstanding and to be issued.

Statement of Cash Flows:

For the purposes of the statements on cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. No interest or income taxes were paid in the fiscal years ended March 31, 1996 and 1995 and the quarterly period ended June 30, 1996.

NOTE 2 - MARKETABLE SECURITIES
------------------------------
During fiscal 1984, the Company received 11,748 restricted common shares of BT Energy Corporation for various working interests in oil and gas properties. The value of such common shares was as follows:

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
                                                        ======      ======

The balance at June 30, 1996 and 1995 represents the quoted market value of the common shares at such dates. Such shares are no longer subject to restriction.

NOTE 3 - COMMON STOCK
---------------------

As of June 30, 1996, 630,920 shares of common stock "to be issued" are due Mr. Raymond L. Burke, President and Director, 31,500 shares of such stock are due to David Rosenberg, Chairman and 600,000 shares are due to Robert Geber, Director. These shares are to be issued in consideration of general administrative expenses incurred by Mr. Burke or Mr. Rosenberg in the corporate name or directly on its behalf. In addition, 500,000 shares and

                   NORTH AMERICAN ENERGY OF DELAWARE, INC.
                    Notes to Financial Statements (Con't)
                                June 30, 1996

1,100,000 shares of common stock to be issued are due to Mica Minerals, Inc. and private investors, respectively.


NOTE 4 - INCOME TAXES
---------------------

At March 31, 1996, the Company had available for application against future federal taxable income net operating loss carryforwards for financial reporting and federal income tax purposes of approximately $3,782,718, expiring between 1996 and 2010.

                   NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                  Form 10-Q
                                June 30, 1996

                                   PART II

ITEM 1. Legal Proceedings
        -----------------
     None.

ITEM 2. Changes in Securities
        ---------------------
     None.

ITEM 3. Other Information, Exhibits and Reports on Form 8-K
        ---------------------------------------------------
     Exhibits  -  Exhibit 27 - Financial Data Schedule.

     Reports on Form 8-K  -  None.


                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                       (Registrant)


                                       By: /s/David Rosenberg
                                           ------------------
                                           David Rosenberg, Chairman

Dated: July 25, 1996
       -------------
                                       By: /s/Raymond L. Burke
                                           -------------------
                                           Raymond L. Burke, President and
                                           Chief Executive Officer

Dated: July 25, 1996
       -------------
                                       By: /s/ Robert Geber
                                           ----------------
                                           Robert Geber, Secretary

Dated: July 25, 1996
       -------------

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.              Description                             Page
--------------------------------------------------------------------------------

   27                    Financial Data Schedule                   10