Form 10-Q
period 1996-09-30
NORTH AMERICAN ENERGY OF DELAWARE INC /DE/
filed 1996-12-12
CIK 225854

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049
                       ------------------------------------

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the Quarter Ended September 30, 1996..Commission File No. 0-85818

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
--------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                             95-3111611
--------------------------------             -----------------------------
(State or other jurisdiction of              (IRS Employer Indentification
incorporation or organization)                Number)

            555 Madison Avenue, New York, NY, 22nd Floor     10022
            -------------------------------------------------------
               (Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number, including area code:  (212) 980-5050

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock $.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                        No
     ------                          ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

If the registrant has been involved in bankruptcy proceedings during the preceeding five years, indicate by check mark whether it has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                  No                  Not Applicable     X
    ---------           ---------                       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at September 30, 1996
-----------------------------         ---------------------------------
Common Stock, $.01 par value                   14,995,099 shares

                            Exhibit Index on Page 9

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                    Form 10-Q
                               September 30, 1996


                                TABLE OF CONTENTS




PART I                                                    Page

Balance Sheet                                               3

Statements of Income                                        4

Statement of Cash Flows                                     5

Notes to Financial Statements                               6-7

PART II

Legal Proceedings                                           8

Changes in Securities                                       8

Other Information                                           8

Signatures                                                  8

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                  Balance Sheet
                        As of September 30, 1996 and 1995
                                    Unaudited


                                                   1996                1995
                                                   ----                ----
            ASSETS

Cash                                         $       513         $    21,346
Marketable Securities                              1,925               1,925
                                                  ------               -----

   TOTAL ASSETS                              $     2,438         $    23,271
                                                   =====              ======


LIABILITIES AND SHAREHOLDERS EQUITY

          LIABILITIES

Accounts Payable-Pre DIP                     $    15,500               2,223
Accounts Payable-Post DIP                          1,626                 -
                                                  ------               -----

   TOTAL LIABILITIES                              17,126               2,223


      SHAREHOLDERS EQUITY

Common Stock (issued)                          1,116,759           1,116,759
 $.01 par value; authorized 15,000,000
 shares; issued 14,995,099 in 1996 and
 1995
Common Stock (to be issued) 2,862,420
 shares in 1996 and 1995                          46,575              46,575
Paid-In Capital                                5,395,362           5,395,362
Accumulated Deficit                           (6,573,384)         (6,537,648)
                                               ---------           ---------

   TOTAL SHAREHOLDERS EQUITY                     (14,688)             21,048
                                               ---------           ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY                        $     2,438         $    23,271
                                               =========           =========





                 See accompanying notes to financial statements.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                              Statements of Income
               For the Quarters Ended September 30, 1996 and 1995
                                    Unaudited


REVENUE                                      1996          1995
                                             ----          ----

Interest Income                         $      39      $    341

EXPENSES

Professional Fees                          11,046         3,150
Regulatory and Filing Fees                  1,399         1,106
Postage and Delivery                          657            20
Other Administrative                          222            87
                                            -----        ------
   TOTAL EXPENSES                          13,324         4,363
                                                         ------

NET (LOSS)                              $ (13,285)     $ (4,022)
                                           ======         =====


           For the Six Month Periods Ended September 30, 1996 and 1995
                                    Unaudited

REVENUE                                      1996          1995
                                             ----          ----
Interest Income                         $     196      $    581

EXPENSES

Professional Fees                          24,215         4,870
Regulatory and Filing Fees                  2,144         2,614
Postage and Delivery                          657            40
Other Administrative                          286           108
                                           ------        ------
   TOTAL EXPENSES                          27,302         7,632
                                           ------        ------
NET (LOSS)                              $ (27,106)     $ (7,051)
                                           ======         =====



               See accompanying notes to financial statements.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                             Statement of Cash Flows
               For the Quarters Ended September 30, 1996 and 1995
                                    Unaudited


CASH FLOWS FROM OPERATING ACTIVITIES:                    1996           1995
                                                         ----           ----
Net Profit (Loss)                                    $  (13,285)    $  (4,022)


OTHER SOURCES
Proceeds from Sale of Stock                                 -             -
Proceeds from Stock to be Issued                            -             -
(Decrease) Increase in Accounts Payable                  ( 83)            381
                                                        -----         -------

NET INCREASE (DECREASE) IN CASH                        (13,368)         3,641

CASH - Beginning of Period                              13,880         24,987
                                                        ------         ------

CASH - End of Period                                 $     512      $  21,346
                                                        ======         ======


           For the Six Month Periods Ended September 30, 1996 and 1995
                                    Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:                    1996           1995
                                                         ----           ----

Net Profit (Loss)                                     $ (27,106)       (7,051)


OTHER SOURCES
Increase (Decrease) in Accounts Payable                  12,539           544
Proceeds from Sale of Stock                                -               -
Proceeds from Stock to be Issued                           -               -
                                                        -------         -----


NET INCREASE (DECREASE) IN CASH                         (14,567)       (6,507)

CASH - Beginning of Period                               15,079        27,853
                                                         ------        ------
CASH - End of Period                                  $     512      $ 21,346
                                                         ======        ======



                 See accompanying notes to financial statements.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                          Notes to Financial Statements
                               September 30, 1996

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------

Basis of Presentation:

The Company which had no current sources of income, had been financed by loans from officers and directors while it continued to pursue acquisitions and attempted to establish operations. No futher funding has been available from officers, directors or other outside sources and the Company filed for Chapter 11 protection on August 19, 1996. See Note 5 included herein.

Net Income/Loss Per Common Share:

Net loss per share of common stock is calculated by dividing net income or loss by the weighted average shares of common stock outstanding and to be issued.

Statement of Cash Flows:

For the purposes of the statements on cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. No interest or income taxes were paid in the fiscal years ended March 31, 1996 and 1995 and the quarterly periods ended June 30, 1996 and September 30, 1996.

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
                                          ======         ======

The balance at September 30, 1996 and 1995 represents the quoted market value of the common shares at such dates. Such shares are no longer subject to restriction.

NOTE 3 - COMMON STOCK
---------------------

As of September 30, 1996, 655,920 shares of common stock "to be issued" are due Mr. Raymond L. Burke, President and Director, 100,000 shares of such stock are due to David Rosenberg, Chairman and 625,000 shares are due to Robert Geber, Director. These shares are to be issued in consideration of general administrative expenses incurred by Mr. Burke or Mr. Rosenberg in the corporate

                    NORTH AMERICAN ENERGY OF DELAWARE, INC.
                     Notes to Financial Statements (Con't)
                               September 30, 1996

name or directly on its behalf. In addition, 500,000 shares and 1,100,000 shares of common stock to be issued are due to Mica Minerals, Inc. and private investors, respectively.

NOTE 4 - INCOME TAXES
---------------------

At March 31, 1996, the Company had available for application against future federal taxable income net operating loss carryforwards for financial reporting and federal income tax purposes of approximately $3,782,718 expiring between 1996 and 2009.

NOTE 5 - BANKRUPTCY PROCEEDINGS
-------------------------------

On August 19, 1996, the Debtor filed a petition for relief under Chapter 11 of Title 11 U.S.C. (the "Code"). On August 21, 1996, the Debtor made a "Small Business Election" pursuant to SS101 (51C) and 1121 (e) of the Code. The Debtor has continued to operate its business and manage its property as a Debtor-in-Possession pursuant to SS1107 and 1108 of the Code, and no Trustee, examiner nor creditor committee has been appointed.

On September 13, 1996, the Debtor filed a plan of reorganization and a proposed disclosure statement. Briefly, as described in greater detail in the Plan and Disclosure Statement, on the Effective Date, the Debtor will merge into ORA Electronics, Inc., a Delaware Corporation ("ORA"). Immediately prior to the Effective Date, Alliance Research Corporation, a California Corporation ("Alliance"), will affect its reincorporation into Delaware by merger into ORA. ORA will be the surviving corporation of such merger and will succeed to all of Alliance's assets and liabilities pursuant thereto and will conduct Alliance's business. The present management of Alliance will become the management of ORA and will continue as the management of the Reorganized Debtor following the Effective Date. The current officers and management of the Debtor will resign. The Creditors and Stock Interests will share in Securities of the Reorganized Debtor which are contemplated to be freely tradable to the extent provided by applicable law.

By orders of the Bankruptcy Court, the last day to file proofs of claim against the Company was set for October 24, 1996. By further order of the Bankruptcy Court, dated October 16, 1996, the Court fixed the substance and method of advising creditors and parties in interest of a combined hearing on the adequacy of the disclosure statement and confirmation of the plan of reorganization to be held on November 7, 1996. Additionally, the Court approved forms of ballots to vote for or against the plan of reorganization and fixed October 29, 1996 as the last date upon which creditors may so vote.

                     NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                    Form 10-Q
                               September 30, 1996

                                     PART II


ITEM 1.   Legal Proceedings
          -----------------
     See Note 5.

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


                                  NORTH AMERICAN ENERGY OF DELAWARE, INC.
                                  (Registrant)


                                  By:  /s/  David Rosenberg
                                       -------------------------------
                                       David Rosenberg, Chairman
Dated: November 13, 1996
       -----------------

                                  By: /s/  Raymond L. Burke
                                      -------------------------------
                                      Raymond L. Burke, Director, President
                                      and Chief Executive Officer
Dated: November 13, 1996
       -----------------

                                  By: /s/  Robert Geber
                                      -------------------------------
                                      Robert Geber, Director
Dated: November 13, 1996
       -----------------

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.              Description                        Page
--------------------------------------------------------------------------------

     27                  Financial Data Schedule              10